Form 10-Q
period 2015-05-31
Arowana Inc.
filed 2015-07-20
CIK 1622577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36813

AROWANA INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, 153 Walker Street

North Sydney, NSW 2060

Australia

(Address of principal executive offices)

+612-8083-9600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of July 20, 2015, 10,859,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

AROWANA INC.

 FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2015

Item 1. Financial Statements.

Arowana Inc.

Condensed Balance Sheets

	May 31, 2015	February 28, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$615,568	$29,319
Deferred offering costs associated with proposed public offering	-	127,876
Prepaid expenses	23,859	-
Total Current Assets	639,427	157,195

Marketable securities held in trust	84,460,571	-
Total Assets	$85,099,998	$157,195

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$609	$-
Advances from related party	139,190	-
Note payable - related party	171,306	171,306
Total Current Liabilities	311,105	171,306

Commitments and contingencies

Ordinary shares, subject to possible conversion (7,822,017 shares at conversion value)	79,788,888	-

Shareholders' Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 authorized none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,036,983 issued and outstanding at May 31, 2015 (excluding 7,822,017 shares subject to possible conversion) and 2,070,000 shares issued and outstanding at February 28, 2015	304	207
Additional paid in capital	5,073,945	24,793
Accumulated deficit	(74,244)	(39,111)
Total Shareholders' Equity (Deficit)	5,000,005	(14,111)

Total Liabilities and Shareholders' Equity (Deficit)	$85,099,998	$157,195

See accompanying notes to unaudited condensed financial statements.

F-1

Arowana Inc.

Condensed Statement of Operations

(unaudited)

For the Three Months
Ended
May 31, 2015

EXPENSES
Operating costs	$39,704

TOTAL EXPENSES	(39,704)

Interest income	4,571

Net loss	$(35,133)

Net loss per ordinary share - basic and diluted	$(0.02)

Weighted average ordinary shares outstanding - basic and diluted	2,174,621

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

 Condensed Statement of Changes in Shareholder's Equity

For the Three Months Ended May 31, 2015

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholder's (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, March 1, 2015	2,070,000	$207	$24,793	$(39,111)	$(14,111)

Sale of 8,280,000 units	8,280,000	828	82,799,172	-	82,800,000

Underwriters discount and offering expenses	-	-	(3,051,863)	-	(3,051,863)

Sale of 509,000 private units	509,000	51	5,089,949	-	5,090,000

Ordinary shares subject to possible conversion	(7,822,017)	(782)	(79,788,106)	-	(79,788,888)

Net loss	-	-	-	(35,133)	(35,133)

Balance, May 31, 2015	3,036,983	$304	$5,073,945	$(74,244)	$5,000,005

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statement of Cash Flows

(unaudited)

For the Three Months
Ended
May 31, 2015

Cash Flows From Operating Activities:
Net loss	$(35,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and cash equivalents held in trust	(4,571)
Changes in operating assets and liabilities:
Prepaid expenses	(23,858)
Accounts payable and accrued expenses	609
Net Cash Used In Operating Activities	(62,953)

Cash Flows From Investing Activities:
Cash deposited into trust account	(84,456,000)
Net Cash Used In Investing Activities	(84,456,000)

Cash Flows From Financing Activities:
Proceeds from Public Offering, net of offering costs	80,021,186
Proceeds from Insider Units	5,090,000
Proceeds from related party advances	139,190
Payments of deferred offering costs	(145,174)
Net Cash Provided By Financing Activities	85,105,202

Net change in cash and cash equivalents	586,249

Cash and cash equivalents at beginning of period	29,319

Cash and cash equivalents at end of period	$615,568

Supplemental disclosure of non-cash investing and financing activities:
Ordinary shares subject to possible conversion	$79,788,888
Reclassification of deferred offering costs to share issuance costs	$273,050

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Arowana Inc. (the “Company”) was incorporated in the Cayman Islands on October 1, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At May 31, 2015, the Company had not yet commenced any operations. All for three months ended May 31, 2015 relates to the Company’s formation, public offering (as described below), search for a business combination target and general and administrative expenses.

The registration statement for the Company’s initial public offering was declared effective on April 30, 2015. The Company consummated a public offering of 7,200,000 units (“Units”) on May 6, 2015 (the “Offering”), received gross proceeds of $72,000,000 and net proceeds of $69,545,186 after deducting $2,454,814 of transaction costs. Each Unit consists of one ordinary share (“Public Share”) in the Company, one right (“Right”) and one redeemable warrant (“Warrant”). In addition, the Company generated proceeds of $4,550,000 from the private placement of 455,000 units (the “Private Placement”) to certain initial shareholders of the Company. The units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit. The Company also granted EarlyBirdCapital, Inc. (“EarlyBird”), the representative of the underwriters in the Offering which is described in Note 4, an over-allotment options to purchase an additional 1,080,000 Units. On May 12, 2015, the Company consummated the closing of the full over-allotment option to purchase the additional 1,080,000 Units. The Units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $10,800,000 and net proceeds of $10,476,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the Company’s initial shareholders prior to the Offering and their affiliates purchased an additional 54,000 Private Placement Units at $10.00 per Private Placement Unit generating gross proceeds of $540,000. Of the gross proceeds of the Units sold pursuant to the over-allotment option and the additional Private Placement Units, $11,016,000 was placed in trust, for a total of $84,456,000 placed in trust, or $10.20 per share sold in the Offering inclusive of the over-allotment.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering, the Private Placement and the exercise of the over-allotment options, an amount of $84,456,000 is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $84,456,000 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company (i) to pay any tax obligations and (ii) any remaining interest earned on the funds in the trust account that the Company needs for its working capital requirements. .. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

Note 1 — Organization and Plan of Business Operations (Continued)

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which the holders of shares included in Units sold in the Offering (“Public Shareholders’), may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid or provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The holders of founders’ shares as well as shares purchased in the Private Placement (“Initial Shareholders”) have agreed not to convert any shares sold in the Offering held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in the Offering. Accordingly, all shares purchased by a holder in excess of 20% of the shares sold in the Offering will not be converted to cash.

In connection with any shareholder vote required to approve any Business Combination, the Initial Shareholders have agreed (i) to vote any of their respective shares, including the 2,070,000 ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), 509,000 ordinary shares included in the Private Units sold in the Private Placement, and any ordinary shares which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Pursuant to the Company’s Memorandum and Articles of Association, if the Company is unable to complete its initial Business Combination within 18 months from the closing of the Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its taxes and working capital requirements. Holders of Rights (see Note 3) and Warrants (see Note 3) will receive no proceeds in connection with the liquidation. The Initial Shareholders will not participate in any redemption distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

There can be released to the Company, from time to time, (i) any interest earned on the funds in the trust account that the Company may need to pay any tax obligations and (ii) any remaining interest earned on the funds in the trust account that the Company needs for its working capital requirements. Any remaining interest earned on the funds in the trust account will not be released until the earlier of the completion of a business combination and our entry into liquidation upon failure to effect a business combination within the allotted time.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for ordinary shares will be $10.20. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share redemption price may be less than $10.20.

Kevin Chin, the Chairman and Chief Executive Officer of the Company, has contractually agreed pursuant to a written agreement with the Company that, if the Company liquidates the trust account prior to the consummation of a business combination, he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. Accordingly, if a claim brought by a target business or vendor did not exceed the amount of funds available to the Company outside of the trust account or available to be released to the Company from interest earned on the trust account balance, Mr. Chin would not have any obligation to indemnify such claims as they would be paid from such available funds. However, if a claim exceeded such amounts, the only exceptions to Mr. Chin’s obligations to pay such claim would be if the party executed an agreement waiving any right, title, interest or claim of any kind they have in or to any monies held in the trust account. The Company cannot assure you that Mr. Chin will be able to satisfy these obligations if he is required to do so. Therefore, the Company cannot assure the shareholders that the per-share distribution from the trust account, if the Company liquidates the trust account because the Company has not completed a business combination within the required time period, will not be less than $10.20.

Note 2 — Significant Accounting Policies

Basis of presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The accompanying unaudited condensed financial statements have been prepared for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 29, 2016 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on May 1, 2015.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of May 31, 2015, marketable securities held in the Trust Account consisted of $84,460,571 in United States Treasury Bills with an original maturity of six months or less. At May 31, 2015, there was $4,571 of interest income held in the Trust Account available to be released to the Company to pay any tax obligations and any remaining interest earned on the funds in the trust account that the Company needs for its working capital requirements.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. There were 7,822,017 ordinary shares subject to possible conversion at May 31, 2015, which were excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 3,600,000 shares of the Company, (ii) warrants sold in the Private Units to purchase 254,500 shares of the Company, and (iii) rights to acquire 878,900 shares of the Company resulting from the Offering and Private Placement, in the calculation of diluted loss per share, since the exercise of the warrants and conversion of the rights is contingent on the occurrence of future events. In addition, the Company has not considered the effect of the unit purchase option to purchase up to a total of 720,000 units consisting of 792,000 ordinary shares (which include 72,000 ordinary shares to be issued for the rights included in the units) and 720,000 Warrants to purchase 360,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Ordinary shares subject to possible conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Ordinary shares subject to mandatory conversion are classified as a liability instrument and is measured at fair value. Conditionally convertible ordinary shares (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at May 31, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Note 2 — Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The income tax provision was deemed to be immaterial as of May 31, 2015.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands and Australia are its only major tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of May 31, 2015. Since the Company was incorporated on October 1, 2014, the evaluation was performed for the 2014 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from March 1, 2015 through May 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Note 2 — Significant Accounting Policies (Continued)

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

In May 2015, the Company sold a total of 8,280,000 Units at a price of $10.00 per unit in the Offering and over-allotment. Each Unit consists of one ordinary share in the Company, one Right and one Warrant. Each Right will entitle the holder to receive one-tenth (1/10) of an ordinary share on the consummation of an initial Business Combination. The Company will not issue fractional shares. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $12.50 per full ordinary share commencing on the later of the Company’s completion of its initial Business Combination or April 30, 2016 and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $12.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $17.50 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

Note 4 — Private Units

Simultaneously with the Offering, certain of the Initial Shareholders of the Company purchased an aggregate of 509,000 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $5,090,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Units are identical to the units sold in the offering except the warrants included in the private units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the warrants underlying the private units were issued in a private transaction, the holders and their transferees will be allowed to exercise such warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, the purchasers have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities prior to the consummation of such a business combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the trust account in connection with any such vote, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination (or sell any private shares they hold to the Company in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial business combination.

Note 5 — Related Party Transactions

Advances from Related Party

During the period ended May 6, 2015, an affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances are due on demand and are non-interest bearing. As of May 31, 2015 and February 28, 2015, the amount due to the related party was $139,190 and $0, respectively, and is presented as Advances from related party on the balance sheet.

Note Payable to Related Party

The Company issued a $171,306 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note is non-interest bearing and payable on October 21, 2015. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The outstanding balance due to the related party at May 31, 2015 and February 28, 2015 was $171,306.

Note 6 — Commitments

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.00% of the gross proceeds of the Offering as an underwriting discount. The Company has further engaged EarlyBird to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EarlyBird will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the EarlyBird a cash fee of 4% of the gross proceeds of the Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

Registration Rights

The Initial Shareholders and the purchasers of the Private Units will be entitled to registration rights with respect to their initial shares, the Private Units (and underlying securities) and any additional units (and underlying securities) issued upon conversion of working capital loans made by such parties to the Company (“Working Capital Units”) The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) or Working Capital Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Purchase Option

The Company sold to the Representative, for $100, a unit purchase option to purchase up to a total of 720,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $7,200,000) commencing on the later of the consummation of a Business Combination and one year from May 1, 2015. The unit purchase option expires five years from May 1, 2015. The units issuable upon exercise of this option are identical to the Units offered in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 792,000 ordinary shares (which include 72,000 ordinary shares to be issued for the rights included in the units) and 720,000 Warrants to purchase 360,000 ordinary shares, for $7,200,000. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of this Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounts for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option on the grant date was approximately $4,872,306 (or $6.77 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 86%, (2) risk-free interest rate of 1.58% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 6 — Commitments (Continued)

Administrative Service Fee

The Company, commencing on the effective date of the registration statement relating to the Offering, has agreed to pay, an affiliate of the Company’s executive officers, a monthly fee of $10,000 for general and administrative services. This arrangement will terminate upon completion of a Business Combination or the Company's liquidation. During the three months ended May 31, 2015, the Company paid its affiliate management fees of $8,387 which is included in operating costs in the condensed statement of operations.

Amended and Restated Memorandum and Articles of Association

The Company’s Memorandum and Articles of Association were amended in connection with the Offering to prohibit the Company, prior to a Business Combination, from issuing (i) any ordinary shares or any securities convertible into ordinary shares or (ii) any other securities (including preferred shares) which participate in or are otherwise entitled in any manner to any of the proceeds in the Trust Account or which vote as a class with the ordinary shares on a Business Combination.

Note 7 — Shareholder’s Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of May 31, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

In October 2014, 1,725,000 ordinary shares were sold to the Initial Shareholders at a price of approximately $0.01 per share for an aggregate of $25,000. On February 22, 2015, the Company issued an aggregate of 345,000 ordinary shares to the Initial Shareholders by way of capitalization under Cayman Islands law, resulting in the Initial Shareholders owning an aggregate of 2,070,000 ordinary shares. This number included an aggregate of up to 270,000 shares that were subject to compulsory repurchase by the Company; however, due to the full exercise of the over-allotment by the underwriters, no shares were repurchased. All of these shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their shares for cash, securities or other property.

As of May 31, 2015, 3,036,983 shares of ordinary shares were issued and outstanding which excludes 7,822,017 shares subject to possible conversion.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Arowana Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed on October 1, 2014 in the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers, directors, shareholders and/or affiliates to fund our operations.

For the three months ended May 31, 2015, interest income on Cash held in Trust was $4,571.

We consummated our initial public offering (“Offering”) of 7,200,000 units on May 6, 2015 generating gross proceeds of $72,000,000 and net proceeds of $69,545,186 after deducting $2,454,814 of transaction costs. On the same date, we consummated a private placement to our initial shareholders and/or their affiliates of 455,000 units (“Private Units”), generating additional proceeds of $4,550,000.

On May 12, 2015, we consummated the sale of an additional 1,080,000 units subject to the underwriters’ over-allotment option (“Overallotment”) generating gross proceeds of $10,800,000 and net proceeds of $10,476,000. The Offering and the Overallotment are collectively referred to as the “Offering.” Simultaneously with the consummation of the Overallotment, we consummated a private placement of an additional 54,000 Private Units to our initial shareholders and/or their affiliates generating gross proceeds of $540,000.

Of the gross proceeds of the units sold pursuant to the Offering and the private placements, $84,456,000 (or $10.20 per share sold in the Offering) was placed in trust for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity from inception up to May 6, 2015 was in preparation for the Offering. Since the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended May 31, 2015, we had a net loss of $35,133, which consist of operating costs. We incurred professional fees of $25,136 related to services provided subsequent to the Offering. During the three months ended May 31, 2015, we incurred general and administrative expenses of $6,181 and $8,387 of administrative fees paid to a related party. These expenses were offset by interest income from our Trust account of $4,571.

Liquidity and Capital Resources

As of May 31, 2015, we had cash of $615,568.

Through May 6, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of shares to our shareholders prior to the Offering (“Initial Shareholders”) and a loan from Arowana Partners Group Pty Ltd., an affiliate of our executive officers, in an aggregate amount of $171,306. We also received advances of $139,190 from a related party in order to fund operations. Following the Offering, which resulted in $84,456,000 being placed into the trust account, we had approximately $684,291 in cash held outside of the trust account (after the payment of all costs related to the offering).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating to the consummation of our initial business combination for assisting us in connection therewith. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that we will have sufficient funds to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$125,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$25,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$180,000 for the administrative fee payable to Arowana International Ltd. ($10,000 per month for up to 18 months); and

•	$95,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. If cash on hand is insufficient, we may need to raise additional capital through loans or additional investments from our initial shareholders, officers and directors or their affiliates, who are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. If we do not complete a business combination, the loans would not be repaid. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of May 31, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In October 2014, we issued an aggregate of 1,725,000 ordinary shares to the Initial Shareholders for an aggregate purchase price of $25,000, or approximately $0.01 per share. In February 2015, we issued an aggregate of 345,000 ordinary shares to the Initial Shareholders by way of capitalisation under Cayman Islands law. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 6, 2015, we consummated the Offering of 7,200,000 units. Each unit consisted of one ordinary share, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $72,000,000. EarlyBirdCapital, Inc. (“EBC”) acted as the lead managing underwriter of the Offering. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-199591). The Securities and Exchange Commission declared the registration statement effective on April 30, 2015.

Simultaneous with the consummation of the Offering, we consummated the private placement of 455,000 Private Units to the Initial Shareholders and/or their affiliates at a price of $10.00 per Private Unit, generating total proceeds of $4,550,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 8, 2015, EBC notified us that it exercised the Overallotment to the full extent to purchase an additional 1,080,000 units. On May 12, 2015, we consummated the closing of the Overallotment. The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per unit, generating gross proceeds of $10,800,000. In a private sale that took place simultaneously with the consummation of the exercise of the Overallotment, we sold an additional 54,000 Private Units to the Initial Shareholders and/or their affiliates generating $540,000 of gross proceeds.

The Private Units are identical to the units sold in the Offering, except the warrants included in the Private Units will be non-redeemable, may be exercised on a cashless basis and may be exercisable for unregistered ordinary shares if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote the ordinary shares included in the Private Units (“Private Shares”) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from our trust account in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that such Private Shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of our initial business combination.

Of the gross proceeds received from the Offering and private placement of Private Units, $84,456,000, or $10.20 per share sold in the Offering, was placed in trust.

We paid a total of $2,484,000 in underwriting discounts and commissions and $567,863 for other costs and expenses related to our formation and the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROWANA INC.

Date: July 20, 2015	By:	/s/ Kevin Tser Fah Chin
Kevin Tser Fah Chin
Executive Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ Gary San Hui
Gary San Hui
Chief Financial Officer, Chief Investment Officer and Director (Principal financial and accounting officer)

