Form 10-Q
period 2015-08-31
Arowana Inc.
filed 2015-10-19
CIK 1622577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2015

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

+612-8083-9600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of October 19, 2015, 10,859,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

AROWANA INC.

 FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2015

Arowana Inc.

Condensed Balance Sheets

	August 31, 2015	February 28, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$202,546	$29,319
Deferred offering costs associated with proposed public offering	-	127,876
Prepaid expenses	96,315	-
Total Current Assets	298,861	157,195

Marketable securities held in trust	84,484,227	-
Total Assets	$84,783,088	$157,195

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$160,313	$-
Note payable - related party	-	171,306
Total Current Liabilities	160,313	171,306

Commitments and contingencies

Ordinary shares, subject to possible conversion (7,803,546 shares at conversion value)	79,622,770	-

Shareholders' Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 authorized none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized;
3,055,454 issued and outstanding at August 31, 2015 (excluding 7,803,546 shares subject to possible conversion) and 2,070,000 shares issued and outstanding at February 28, 2015	306	207
Additional paid in capital	5,240,061	24,793
Accumulated deficit	(240,362)	(39,111)
Total Shareholders' Equity (Deficit)	5,000,005	(14,111)

Total Liabilities and Shareholders' Equity (Deficit)	$84,783,088	$157,195

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Six Months Ended
	August 31, 2015	August 31, 2015

EXPENSES
Operating costs	$189,774	$229,478

TOTAL EXPENSES	(189,774)	(229,478)

Interest income	23,656	28,227

Net loss	$(166,118)	$(201,251)

Net loss per ordinary share - basic and diluted	$(0.05)	$(0.08)

Weighted average ordinary shares outstanding - basic and diluted	3,036,983	2,605,802

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Six Months Ended August 31, 2015

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2015	2,070,000	$207	$24,793	$(39,111)	$(14,111)

Sale of 8,280,000 units	8,280,000	828	82,799,172	-	82,800,000

Underwriters discount and offering expenses	-	-	(3,051,863)	-	(3,051,863)

Sale of 509,000 private units	509,000	51	5,089,949	-	5,090,000

Ordinary shares subject to possible conversion	(7,803,546)	(780)	(79,621,990)	-	(79,622,770)

Net loss				(201,251)	(201,251)

Balance, August 31, 2015	3,055,454	$306	$5,240,061	$(240,362)	$5,000,005

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statement of Cash Flows

(unaudited)

For the Six Months Ended
August 31, 2015

Cash Flows From Operating Activities:
Net loss	$(201,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in cash and cash equivalents held in trust	(28,227)
Changes in operating assets and liabilities:
Prepaid expenses	(96,314)
Accounts payable and accrued expenses	160,313
Net Cash Used In Operating Activities	(165,479)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(84,456,000)
Net Cash Used In Investing Activities	(84,456,000)

Cash Flows From Financing Activities:
Proceeds from Public Offering, net of offering costs	80,021,186
Proceeds from Insider Units	5,090,000
Proceeds from related party advances	139,190
Repayment of related party advances	(139,190)
Repayment of related party note payable	(171,306)
Payments of deferred offering costs	(145,174)
Net Cash Provided By Financing Activities	84,794,706

Net change in cash and cash equivalents	173,227

Cash and cash equivalents at beginning of period	29,319

Cash and cash equivalents at end of period	$202,546

Supplemental disclosure of non-cash investing and financing activities:
Ordinary shares subject to possible conversion	$79,622,770
Reclassification of deferred offering costs to share issuance costs	$273,050

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Organization and Plan of Business Operations, Liquidity and Going Concern

Arowana Inc. (the “Company”) was incorporated in the Cayman Islands on October 1, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At August 31, 2015, the Company had not yet commenced any operations. All activity for three and six months ended August 31, 2015 relates to the Company’s formation, public offering (as described below), search for a business combination target and general and administrative expenses.

The registration statement for the Company’s initial public offering was declared effective on April 30, 2015. The Company consummated a public offering of 7,200,000 units (“Units”) on May 6, 2015 (the “Offering”), received gross proceeds of $72,000,000 and net proceeds of $69,545,186 after deducting $2,454,814 of transaction costs. Each Unit consists of one ordinary share (“Public Share”) in the Company, one right (“Right”) and one redeemable warrant (“Warrant”). In addition, the Company generated proceeds of $4,550,000 from the private placement of 455,000 units (the “Private Placement”) to certain initial shareholders of the Company. The units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit. The Company also granted EarlyBirdCapital, Inc. (“EarlyBird”), the representative of the underwriters in the Offering which is described in Note 4, an over-allotment option to purchase an additional 1,080,000 Units. On May 12, 2015, the Company consummated the closing of the full over-allotment option to purchase the additional 1,080,000 Units. The Units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $10,800,000 and net proceeds of $10,476,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the Company’s initial shareholders prior to the Offering and their affiliates purchased an additional 54,000 Private Placement Units at $10.00 per Private Placement Unit generating gross proceeds of $540,000.

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

Following the closing of the Offering, the Private Placement and the exercise of the over-allotment options, an amount of $84,456,000 or $10.20 per share sold in the Offering including shares sold in the overallotment is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The funds placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. However, the interest earned on the Trust Account balance may be released to the Company (i) to pay any tax obligations and (ii) any remaining interest earned on the funds in the Trust Account that the Company needs for its working capital requirements. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

Note 1 - Organization and Plan of Business Operations, Liquidity and Going Concern (Continued)

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which the holders of shares included in Units sold in the Offering (“Public Shareholders’), may seek to convert their Public Shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid or provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in the Offering. Accordingly, all shares purchased by a holder in excess of 20% of the shares sold in the Offering will not be converted to cash.

In connection with any shareholder vote required to approve any Business Combination, the holders of the founders shares and shares purchased on the Private Placement (the “Initial Shareholders”) have agreed (i) to vote any of their respective shares, including the 2,070,000 ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), 509,000 units sold in the Private Placement (“Private Units”), and any ordinary shares which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

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

Liquidity and Going Concern

As of August 31, 2015, the Company had working capital of $42,233, cash of $202,546 in its operating bank accounts and $84,484,227 in marketable securities held in the Trust Account to be used for an initial Business Combination or to convert its common shares. As of August 31, 2015, $28,227 of the amount in deposit in the Trust Account represents interest income, which was available to be withdrawn as described above.

Until consummation of its initial Business Combination, the Company will be using the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 29, 2016 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on May 1, 2015.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of August 31, 2015, marketable securities held in the Trust Account consisted of $84,484,227 in United States Treasury Bills with an original maturity of six months or less. At August 31, 2015, there was $28,227 of interest income held in the Trust Account available to be released to the Company to pay any tax obligations and any remaining interest earned on the funds in the Trust Account that the Company needs for its working capital requirements.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. There were 7,803,546 ordinary shares subject to possible conversion at August 31, 2015, which were excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 4,140,000 shares of the Company, (ii) warrants sold in the Private Units to purchase 254,500 shares of the Company, and (iii) rights to acquire 878,900 shares of the Company resulting from the Offering and Private Placement, in the calculation of diluted loss per share, since the exercise of the warrants and conversion of the rights is contingent on the occurrence of future events. In addition, the Company has not considered the effect of the unit purchase option to purchase up to a total of 720,000 units consisting of 792,000 ordinary shares (which include 72,000 ordinary shares to be issued for the rights included in the units) and 720,000 Warrants to purchase 360,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Ordinary shares subject to possible conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion are classified as a liability instrument and are measured at fair value. Conditionally convertible ordinary shares (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at August 31, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Note 2 - Significant Accounting Policies (Continued)

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The income tax provision was deemed to be immaterial as of August 31, 2015.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands and Australia are its only major tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of August 31, 2015. Since the Company was incorporated on October 1, 2014, the evaluation was performed for the 2014 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from March 1, 2015 through August 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Note 2 - Significant Accounting Policies (Continued)

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

Note 3 - Initial Public Offering

In May 2015, the Company sold a total of 8,280,000 Units at a price of $10.00 per unit in the Offering and over-allotment. Each Unit consists of one ordinary share in the Company, one Right and one Warrant. Each Right will entitle the holder to receive one-tenth (1/10) of an ordinary share on the consummation of an initial Business Combination. The Company will not issue fractional shares. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $12.50 per full ordinary share commencing on the later of the Company’s completion of its initial Business Combination or April 30, 2016 and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $12.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $17.50 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights. If an initial Business Combination is not consummated, the Rights and Warrants will expire and will be worthless.

Note 4 - Private Units

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

Note 5 - Related Party Transactions

Advances from Related Party

During the period ended May 6, 2015, an affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances were due on demand and were non-interest bearing. During the period ended August 31, 2015, the advances were repaid by the Company.

Note Payable to Related Party

The Company issued a $171,306 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note was non-interest bearing and payable on October 21, 2015. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount.

Note 6 - Commitments

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.00% of the gross proceeds of the Offering as an underwriting discount. The Company has further engaged EarlyBird to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EarlyBird will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the EarlyBird a cash fee of 4.00% of the gross proceeds of the Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

Registration Rights

The Initial Shareholders and the purchasers of the Private Units will be entitled to registration rights with respect to their initial shares, the Private Units (and underlying securities) and any additional units (and underlying securities) issued upon conversion of working capital loans made by such parties to the Company (“Working Capital Units”). The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) or Working Capital Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Purchase Option

The Company sold to the Representative, for $100, a unit purchase option to purchase up to a total of 720,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $7,200,000) commencing on the later of the consummation of a Business Combination and one year from May 1, 2015. The unit purchase option expires five years from May 1, 2015. The units issuable upon exercise of this option are identical to the Units sold in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 792,000 ordinary shares (which include 72,000 ordinary shares to be issued for the rights included in the units) and 720,000 Warrants to purchase 360,000 ordinary shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of this Offering, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option on the grant date was approximately $4,872,306 (or $6.77 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 86%, (2) risk-free interest rate of 1.58% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 6 - Commitments (Continued)

Administrative Service Fee

The Company, commencing on the effective date of the registration statement relating to the Offering, has agreed to pay, an affiliate of the Company’s executive officers, a monthly fee of $10,000 for general and administrative services. This arrangement will terminate upon completion of a Business Combination or the Company's liquidation. During the three and six months ended August 31, 2015, the Company paid its affiliate management fees of $30,000 and $38,387, respectively, which is included in operating costs in the condensed statement of operations. As of August 31, 2015, the Company had an outstanding balance of $10,000 due to the affiliate which is included in accounts payable and accrued expenses on the condensed balance sheet.

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

Note 7 - Shareholder’s Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of August 31, 2015, there are no preferred shares issued or outstanding.

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

As of August 31, 2015, 3,055,454 shares of ordinary shares were issued and outstanding which excludes 7,803,546 shares subject to possible conversion.

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

For the six months ended August 31, 2015, interest income on Cash held in Trust was $28,227.

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

For the three months ended August 31, 2015, we had a net loss of $166,118, which consisted primarily of operating costs. During the three months ended August 31, 2015, we incurred general and administrative expenses of $159,774 and $30,000 of administrative fees paid to a related party. These expenses were offset by interest income from our Trust Account of $23,656.

For the six months ended August 31, 2015, we had a net loss of $201,251, which consisted primarily of operating costs. During the six months ended August 31, 2015, we incurred general and administrative expenses of $191,091 and $38,387 of administrative fees paid to a related party. These expenses were offset by interest income from our Trust Account of $28,227.

Liquidity and Capital Resources

As of August 31, 2015, the Company had working capital of $42,233, cash of $202,546 in its operating bank accounts and $84,484,227 in marketable securities held in the Trust Account to be used for an initial Business Combination or to convert its common shares. As of August 31, 2015, $28,227 of the amount in deposit in the Trust Account represents interest income, which was available to be withdrawn as described above.

Through May 6, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of shares to our shareholders prior to the Offering (“Initial Shareholders”) and a loan from Arowana Partners Group Pty Ltd., an affiliate of our executive officers, in an aggregate amount of $171,306. We also received advances of $139,190 from a related party in order to fund operations. Following the Offering, which resulted in $84,456,000 being placed into the Trust Account, we had $684,291 in cash held outside of the Trust Account (after the payment of all costs related to the offering).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to $3,312,000 (representing 4% of the gross proceeds received in the Offering) (exclusive of any applicable finders’ fees which might become payable) upon consummation of our initial business combination for assisting us in connection therewith. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We may need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We anticipate that we will have sufficient funds to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

●	$125,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$25,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$180,000 for the administrative fee payable to Arowana International Ltd. ($10,000 per month for up to 18 months); and

●	$95,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financings in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROWANA INC.

By:	/s/ Kevin Tser Fah Chin
Kevin Tser Fah Chin
Executive Chairman of the Board and Chief Executive Officer (Principal executive officer)

By:	/s/ Gary San Hui
Gary San Hui
Chief Financial Officer, Chief Investment Officer and Director (Principal financial and accounting officer)

Date:  October 19, 2015

