Form 10-Q
period 2015-11-30
Arowana Inc.
filed 2016-01-19
CIK 1622577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2015

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

As of January 19, 2016, 10,859,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

AROWANA INC.

 FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2015

Arowana Inc.

Condensed Balance Sheets

	November 30, 2015	February 28, 2015
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$44,171	$29,319
Prepaid expenses	52,688	-
Total Current Assets	96,859	29,319

Deferred offering costs associated with public offering	-	127,876

Marketable securities held in trust	84,438,202	-
Total Assets	$84,535,061	$157,195

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$44,964	$-
Note payable - related party	-	171,306
Total Current Liabilities	44,964	171,306

Commitments

Ordinary shares, subject to possible conversion (7,794,789 shares at conversion value)	79,490,092	-

Shareholders' Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 authorized none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,064,211 issued and outstanding at November 30, 2015 (excluding 7,794,789 shares subject to possible conversion) and 2,070,000 shares issued and outstanding at February 28, 2015	306	207
Additional paid in capital	5,372,739	24,793
Accumulated deficit	(373,040)	(39,111)
Total Shareholders' Equity (Deficit)	5,000,005	(14,111)
Total Liabilities and Shareholders' Equity (Deficit)	$84,535,061	$157,195

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended November 30,	For the Nine Months Ended November 30,	For the Period from October 1, 2014 (Inception) through November 30,
	2015	2015	2014

EXPENSES
Operating costs	$115,725	$345,203	$5,673

TOTAL EXPENSES	(115,725)	(345,203)	(5,673)

Unrealized loss on securities held in Trust Account	(17,798)	(17,798)	-
Interest income	845	29,072	-

Net loss	$(132,678)	$(333,929)	$(5,673)

Net loss per ordinary share - basic and diluted	$(0.04)	$(0.12)	$(0.00)

Weighted average ordinary shares outstanding
- basic and diluted	3,055,454	2,754,596	1,800,000

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Nine Months Ended November 30, 2015

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders' (Deficit)
	Shares	Amount	Capital	Deficit	equity

Balance, February 28, 2015	2,070,000	$207	$24,793	$(39,111)	$(14,111)

Sale of 8,280,000 units	8,280,000	828	82,799,172	-	82,800,000

Underwriters discount and offering expenses	-	-	(3,051,863)	-	(3,051,863)

Sale of 509,000 private units	509,000	51	5,089,949	-	5,090,000

Ordinary shares subject to possible conversion	(7,794,789)	(780)	(79,489,312)	-	(79,490,092)

Net loss				(333,929)	(333,929)

Balance, November 30, 2015	3,064,211	$306	$5,372,739	$(373,040)	$5,000,005

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended November 30, 2015	For the Period from October 1, 2014 (Inception) through November 30, 2014

Cash Flows From Operating Activities:
Net loss	$(333,929)	$(5,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on securities held in Trust Account	17,798	-
Interest earned on cash and securities held in Trust Account	(29,072)	-
Formation and organization costs paid by related party	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(52,688)	-
Accounts payable and accrued expenses	44,965	478
Net cash used in operating activities	(352,926)	(195)

Cash Flows From Investing Activities:
Proceeds from maturity of securities held in Trust Account	84,485,000
Purchases of securities held in Trust Account	(168,911,928)	-
Net cash used in investing activities	(84,426,928)	-

Cash Flows From Financing Activities:
Proceeds from public offering, net of offering costs	80,021,186	-
Proceeds from insider units	5,090,000	-
Proceeds from issuance of ordinary shares to initial shareholder	-	25,000
Proceeds from related party advances	139,190	-
Repayment of related party advances	(139,190)	-
Proceeds from note payable - related party	-	5,000
Repayment of related party note payable	(171,306)	-
Payments of deferred offering costs	(145,174)	-
Net cash provided by financing activities	84,794,706	30,000

Net Change in Cash and Cash Equivalents	14,852	29,805
Cash and Cash Equivalents - Beginning	29,319	-
Cash and Cash Equivalents – Ending	$44,171	$29,805

Supplemental disclosure of non-cash investing and financing activities:
Ordinary shares subject to possible conversion	$79,490,092	$-
Payments of deferred offering costs by related party	$-	$125,465
Reclassification of deferred offering costs to share issuance costs	$273,050	$-

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

At November 30, 2015, the Company had not yet commenced any operations. All activity for three and nine months ended November 30, 2015 relates to the Company’s formation, public offering (as described below), search for a business combination target and general and administrative expenses.

The registration statement for the Company’s initial public offering was declared effective on April 30, 2015. The Company consummated a public offering of 7,200,000 units (“Units”) on May 6, 2015 (the “Offering”), received gross proceeds of $72,000,000 and net proceeds of $69,545,186 after deducting $2,454,814 of transaction costs. Each Unit consists of one ordinary share (“Public Share”) in the Company, one right (“Right”) and one redeemable warrant (“Warrant”). In addition, the Company generated proceeds of $4,550,000 from the private placement of 455,000 Units (the “Private Placement”) to certain initial shareholders of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit. The Company also granted EarlyBirdCapital, Inc. (“EarlyBird”), the representative of the underwriters in the Offering, an over-allotment option to purchase an additional 1,080,000 Units. On May 12, 2015, the Company consummated the closing of the full over-allotment option to purchase the additional 1,080,000 Units. The Units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $10,800,000 and net proceeds of $10,476,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the Company’s initial shareholders prior to the Offering and their affiliates purchased an additional 54,000 Private Placement Units at $10.00 per Private Placement Unit generating gross proceeds of $540,000.

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

In connection with any shareholder vote required to approve any Business Combination, the holders of the founders shares and shares purchased in the Private Placement (collectively, the “Initial Shareholders”) have agreed (i) to vote any of their respective shares, including the 2,070,000 ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), 509,000 units sold in the Private Placement (“Private Units”), and any ordinary shares which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

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

Liquidity and Going Concern

As of November 30, 2015, the Company had working capital of $51,895, cash of $44,171 in its operating bank accounts and $84,438,202 in marketable securities held in the Trust Account to be used for an initial Business Combination or to convert its ordinary shares. As of November 30, 2015, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Note 2 - Significant Accounting Policies

Basis of presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending February 29, 2016 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission on May 1, 2015.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering of $84,456,000 which were invested in United States Treasury Bills (“U.S. treasury bills”) with original maturities of six months or less and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination.

On November 19, 2015, upon maturity of these U.S. treasury bills, the Company received proceeds of $84,485,000 yielding interest of $29,072 which was released to the Company’s operating account. On November 19, 2015, the Company purchased $84,560,000 face value of U.S. treasury bills, maturing on May 12, 2016, for $84,455,928.

As of November 30, 2015, marketable securities held in the Trust Account had a fair value of $84,438,202. At November 30, 2015, there was no interest income held in the Trust Account available to be released to the Company.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. There were 7,794,789 ordinary shares subject to possible conversion at November 30, 2015, which were excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 4,140,000 ordinary shares of the Company, (ii) warrants sold in the Private Units to purchase 254,500 ordinary shares of the Company, and (iii) rights to acquire 878,900 shares of the Company resulting from the Offering and Private Placement, in the calculation of diluted loss per share, since the exercise of the warrants and conversion of the rights is contingent on the occurrence of future events. In addition, the Company has not considered the effect of the unit purchase option to purchase up to a total of 720,000 units consisting of 792,000 ordinary shares (which include 72,000 ordinary shares to be issued for the rights included in the units) and 720,000 Warrants to purchase 360,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

For the period from October 1, 2014 through November 30, 2014, weighted average shares was reduced for the effect of an aggregate of 270,000 ordinary shares that are subject to compulsory repurchase by the Company if the over-allotment option is not exercised by the underwriters.

Ordinary shares subject to possible conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion are classified as a liability instrument and are measured at fair value. Conditionally convertible ordinary shares (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at November 30, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The income tax provision was deemed to be immaterial as of November 30, 2015.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands and Australia are its only major tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of November 30, 2015. Since the Company was incorporated on October 1, 2014, the evaluation was performed for the 2014 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from March 1, 2015 through November 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 5 - Related Party Transactions

Advances from Related Party

During the period ended May 6, 2015, an affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances were due on demand and were non-interest bearing. During the period ended November 30, 2015, the advances were repaid by the Company.

Note Payable to Related Party

The Company issued a $171,306 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note was non-interest bearing and repaid by the Company during the period ended November 30, 2015.

Note 6 - Commitments

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3% of the gross proceeds of the Offering as an underwriting discount. The Company has further engaged EarlyBird to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EarlyBird will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the EarlyBird a cash fee of 4% of the gross proceeds of the Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

Registration Rights

The Initial Shareholders of the Private Units will be entitled to registration rights with respect to their initial shares, the Private Units (and underlying securities) and any additional units (and underlying securities) issued upon conversion of working capital loans made by such parties to the Company (“Working Capital Units”). The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) or Working Capital Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

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

Note 6 - Commitments (Continued)

Administrative Service Fee

The Company, commencing on the effective date of the registration statement relating to the Offering, has agreed to pay, an affiliate of the Company’s executive officers, a monthly fee of $10,000 for general and administrative services. This arrangement will terminate upon completion of a Business Combination or the Company's liquidation. During the three and nine months ended November 30, 2015, the Company paid its affiliate management fees of $30,000 and $68,387, respectively, which is included in operating costs in the condensed statement of operations.

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

As of November 30, 2015, there are no preferred shares issued or outstanding.

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

As of November 30, 2015, 3,064,211 shares of ordinary shares were issued and outstanding which excludes 7,794,789 shares subject to possible conversion.

Note 8 – Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2015	February 28, 2015
Assets:
Cash and securities held in Trust Account	1	$84,438,202	$-

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

2

For the three months ended November 30, 2015, we had a net loss of $132,678, which consisted primarily of operating costs. During the three months ended November 30, 2015, we incurred general and administrative expenses of $85,725 and $30,000 of administrative fees paid to a related party. We also recorded an unrealized loss on the US treasury bonds of ($17,798) during the three months ended November 30, 2015. These expenses were offset by interest income from our Trust Account of $845.

For the nine months ended November 30, 2015, we had a net loss of $333,929, which consisted primarily of operating costs. During the nine months ended November 30, 2015, we incurred general and administrative expenses of $276,816 and $68,387 of administrative fees paid to a related party. We also recorded an unrealized loss on the US treasury bonds of ($17,798) during the nine months ended November 30, 2015. These expenses were offset by interest income from our Trust Account of $29,072.

Liquidity and Capital Resources

As of November 30, 2015, the Company had working capital of $51,895, cash of $44,171 in its operating bank accounts and $84,438,202 in marketable securities held in the Trust Account to be used for an initial Business Combination or to convert its common shares.

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

We anticipate that we will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties to allow us to operate until our liquidation date, November 6, 2015. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3

Until our liquidation date, November 6, 2016, we will be using our existing funds as well as additional capital for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Through date of liquidation or an initial business combination, we anticipate that we will incur approximately:

●	$125,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$25,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$130,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$120,000 for the administrative fee payable to Arowana International Ltd. ($10,000 per month until liquidation or an initial business combination is consummated); and

●	$80,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

The above amounts may vary depending upon the timing and work involved in assessing any initial business combination and are the best estimates determined by management.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

4

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

5

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

Date:  January 19, 2016

6