Form 10-Q
period 2016-05-31
Arowana Inc.
filed 2016-07-20
CIK 1622577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2016

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

As of July 20, 2016, 10,859,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

AROWANA INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2016

Arowana Inc.

Condensed Balance Sheets

	May 31, 2016	February 29, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$133,063	$10,092
Prepaid expenses	68,312	46,785
Total Current Assets	201,375	56,877

Marketable securities held in trust	84,459,058	84,511,769
Total Assets	$84,660,433	$84,568,646

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$13,689	$41,756
Accounts payable - related party	91,440	61,440
Note payable - related party	130,000	-
Total Current Liabilities	235,129	103,196

Commitments

Ordinary shares, subject to possible conversion (7,786,512 and 7,785,589 shares at conversion value as May 31, 2016 and February 29, 2016, respectively)	79,425,299	79,465,445

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 authorized none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,072,488 and 3,073,411 issued and outstanding (excluding 7,786,512 and 7,785,589 shares subject to possible conversion) at May 31, 2016 and February 29, 2016, respectively	307	307
Additional paid in capital	5,437,531	5,397,385
Accumulated deficit	(437,833)	(397,687)
Total Shareholders' Equity	5,000,005	5,000,005

Total Liabilities and Shareholders' Equity	$84,660,433	$84,568,646

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended May 31,
	2016	2015

EXPENSES
Operating costs	$61,988	$31,317
Operating costs - related party	30,000	8,387

TOTAL EXPENSES	(91,988)	(39,704)

Unrealized gain on securities held in Trust Account	6,440	-
Interest income	45,402	4,571

Net loss	$(40,146)	$(35,133)

Net loss per ordinary share - basic and diluted	$(0.01)	$(0.02)

Weighted average ordinary shares outstanding - basic and diluted	3,073,411	2,174,621

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statement of Changes in Shareholders’ Equity

For the Three Months Ended May 31, 2016

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 1, 2016	3,073,411	$307	$5,397,385	$(397,687)	$5,000,005

Ordinary shares subject to possible conversion	(923)	-	40,146	-	40,146

Net loss	-	-	-	(40,146)	(40,146)

Balance, May 31, 2016	3,072,488	$307	$5,437,531	$(437,833)	$5,000,005

See accompanying notes to unaudited condensed financial statements.

Arowana Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended May 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(40,146)	$(35,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on securities held in Trust Account	(6,440)	-
Interest earned on cash and securities held in Trust Account	(45,402)	(4,571)
Changes in operating assets and liabilities:
Prepaid expenses	(21,527)	(23,858)
Accounts payable and accrued expenses	(28,067)	609
Accounts payable - related party	30,000	-
Net cash used in operating activities	(111,582)	(62,953)

Cash Flows From Investing Activities:
Proceeds from maturity of securities held in Trust Account	84,560,000	-
Purchases of securities held in Trust Account	(84,455,447)	(84,456,000)
Net cash provided by (used in) investing activities	104,553	(84,456,000)

Cash Flows From Financing Activities:
Proceeds from public offering, net of offering costs	-	80,021,186
Proceeds from insider units	-	5,090,000
Proceeds from related party advances	-	139,190
Proceeds from note payable - related party	130,000	-
Payments of deferred offering costs	-	(145,174)
Net cash provided by financing activities	130,000	85,105,202

Net Change in Cash and Cash Equivalents	122,971	586,249
Cash and Cash Equivalents - Beginning	10,092	29,319
Cash and Cash Equivalents - Ending	$133,063	$615,568

Supplemental disclosure of non-cash investing and financing activities:
Ordinary shares subject to possible conversion	$40,146	$79,788,888
Reclassification of deferred offering costs to share issuance costs	$-	$273,050

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

At May 31, 2016, the Company had not yet commenced any operations. All activity for the three months ended May 31, 2016 relates to the Company’s search for a business combination target and general and administrative expenses.

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

Liquidity and Going Concern

As of May 31, 2016, the Company had working capital deficit of $33,754, cash of $133,063 in its operating bank accounts and $84,459,058 in marketable securities held in the Trust Account to be used for an initial Business Combination or to convert its ordinary shares. As of May 31, 2016, $3,058 of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended May 31, 2016 are not necessarily indicative of the results that may be expected for the period March 1, 2016 through November 6, 2016 (liquidation date) or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 10, 2016.

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

On November 19, 2015, upon maturity of these U.S. treasury bills, the Company received proceeds of $84,485,000 yielding interest of $29,072 which was released to the Company’s operating account. On November 19, 2015, the Company purchased $84,560,000 face value of U.S. treasury bills, which matured on May 12, 2016, for $84,455,928. Upon maturity of the U.S. treasury bills on May 12, 2016, the Company withdrew interest income totaling $104,814 to be utilized for working capital needs. On May 13, 2016, the Company purchased $84,504,000 face value of U.S. treasury bills that mature on August 11, 2016.

As of May 31, 2016, marketable securities held in the Trust Account had a fair value of $84,459,058. At May 31, 2016, there was $3,058 of interest income held in the Trust Account available to be released to the Company. For the three months ended May 31, 2016, the recorded an unrealized gain on securities of $6,440. For the three months ended May 31, 2016 and 2015, the Company recorded $45,402 and $4,571 of interest income, respectively.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. There were 7,786,512 and 7,822,017 ordinary shares subject to possible conversion at May 31, 2016 and 2015, respectively, which were excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 4,140,000 ordinary shares of the Company, (ii) warrants sold in the Private Units to purchase 254,500 ordinary shares of the Company, and (iii) rights to acquire 878,900 shares of the Company resulting from the Offering and Private Placement, in the calculation of diluted loss per share, since the exercise of the warrants and conversion of the rights is contingent on the occurrence of future events. In addition, the Company has not considered the effect of the unit purchase option to purchase up to a total of 720,000 units consisting of 792,000 ordinary shares (which include 72,000 ordinary shares to be issued for the rights included in the units) and 720,000 Warrants to purchase 360,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Ordinary shares subject to possible conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion are classified as a liability instrument and are measured at fair value. Conditionally convertible ordinary shares (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at May 31, 2016 and February 29, 2016, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Note 2 - Significant Accounting Policies (Continued)

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryovers. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The income tax provision was deemed to be immaterial as of May 31, 2016.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands and Australia are its only major tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of May 31, 2016. Since the Company was incorporated on October 1, 2014, the evaluation was performed for the 2014 and 2015 tax years, which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from March 1, 2016 through May 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

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

Note 5 - Related Party Transactions

Note Payable to Related Party

On March 1, 2016, the Company issued a $130,000 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note is non-interest bearing and shall be repaid on the consummation of an initial business combination. If a business combination is not consummated, the note will not be repaid by the Company and all amounts owed there under by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account established in connection with the Initial Public Offering.

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

Note 6 - Commitments (Continued)

Administrative Service Fee

The Company, commencing on the effective date of the registration statement relating to the Offering, has agreed to pay, an affiliate of the Company’s executive officers, a monthly fee of $10,000 for general and administrative services. This arrangement will terminate upon completion of a Business Combination or the Company's liquidation. During the three months ended May 31, 2016 and 2015, the Company recorded its affiliate management fees of $30,000 and $8,387, respectively, which is included in operating costs in the unaudited condensed statement of operations. As of May 31, 2016 and February 29, 2016, $91,440 and $61,440, respectively, was due to the affiliate and are presented as Accounts payable – related party on the Company’s condensed balance sheet.

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

As of May 31, 2016 and February 29, 2016, there are no preferred shares issued or outstanding.

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

As of May 31, 2016 and February 29, 2016, 3,072,488 and 3,073,411 shares of ordinary shares were issued and outstanding which excludes 7,786,512 and 7,785,589 shares subject to possible conversion, respectively.

Note 8 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2016 and February 29, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2016	February 29, 2016
Assets:
Cash and securities held in Trust Account	1	$84,459,058	$84,511,769

Note 9 - Subsequent Events

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

For the three months ended May 31, 2016 and 2015, we had a net loss of $40,146 and $35,133, respectively, which consisted primarily of operating costs. These expenses for the three months ended May 31, 2016 offset by interest income from our Trust Account of $45,402 and an unrealized gain on the US treasury bonds of $6,440. For the three months ended May 31, 2015, we had a net loss of $35,133, which consist of operating costs. During the three months ended May 31, 2015, the operating expenses were offset by interest income from our Trust account of $4,571. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at May 31, 2016, we had $133,063 in cash and cash equivalents and a working capital deficiency of $33,754. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the initial public offering are discussed below. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

We anticipate that we will need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties to allow us to operate until our liquidation date, November 6, 2016. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, our company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Until our liquidation date, November 6, 2016, we will be using our existing funds as well as additional capital for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Through date of liquidation or an initial business combination, we anticipate that we will incur approximately:

●	$125,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$25,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$130,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$53,000 for the administrative fee payable to Arowana International Ltd. ($10,000 per month until liquidation or an initial business combination is consummated); and

●	$80,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Arowana International Ltd. for office space and general and administrative services	$53,000	$53,000	$-

TOTAL	$53,000	$53,000	$-

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  July 20, 2016

